Form 10QSB
period 2007-01-31
AMBERMAX CORP
filed 2007-03-13
CIK 1374083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2007                         Commission File Number 000-52204

AMBERMAX CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	56-2592933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Colorado 80537
(Address of principal executive offices) (Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of January 31, 2007: 1,125,000 shares

Transitional Small Business Format: Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

AMBERMAX CORPORATION
(A Development Stage Company)

AMBERMAX CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

January 31,
2007

Assets
Cash	$10,925

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$1,214
Total liabilities	1,214

Shareholders’ equity (Notes 2 and 3):
Common stock, no par value; 20,000,000 shares authorized,
1,125,000 shares issued and outstanding	13,800
Additional paid-in capital	700
Deficit accumulated during development stage	(4,789)
Total shareholder’s equity	9,711

Total liabilities and shareholder’s equity	$10,925

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

		June 19,
		2006
	For The Three	(Inception)
	Months Ended	Through
	January 31,	January 31,
	2007	2007

Operating expenses:
Professional fees.	$3,214	$3,214
Contributed rent, related party (Note 3)	300	700
General and administrative	—	875

Total operating expenses	3,514	4,789

Net loss	$(3,514)	$(4,789)

Basic and diluted loss per share	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,125,000

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

				Deficit
				Accumulated
	Common Stock		Additional Paid-in	During Development
	Shares	Amount	Capital	Stage

Balance at June 19, 2006 (inception)
(Note 1).	—	$—	$—	$—

Common stock issued for Organizational
Costs.	800,000	800	—	—

Common stock issued for cash at
$0.04 per share	325,000	13,000	—	—

Office space contributed by an officer (Note 3)	—	—	400	—

Net loss, period ended October 31, 2006	—	—	—	(1,275)

Balance at October 31, 2006	1,125,000	13,800	400	(1,275)

Office space contributed by an officer (Note 3) (unaudited)	—	—	300	—

Net loss, three months ended January 31, 2007
(unaudited)	—	—	—	(3,514)

Balance at January 31, 2007 (unaudited)	1,125,000	$13,800	$700	$(4,789)

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		June 19,
		2006
	For The Three	(Inception)
	Months Ended	Through
	January 31,	January 31,
	2007	2007

Cash flows from operating activities:
Net loss.	$(3,514)	$(4,789)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 3)	300	700
Common stock issued for services	—	800
Changes in operating assets and liabilities:
Increase in Accounts payable	1,214	1,214

Net cash used in
operating activities.	(2,000)	(2,075)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from common stock sales.	—	13,000

Net cash provided by
financing activities.	—	13,000

Net change in cash.	(2,000)	10,925

Cash, beginning of period.	12,925	—

Cash, end of period.	$10,925	$10,925

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes.	$—	$—

Interest.	$—	$—

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1: Basis of Presentation

Ambermax Corporation (the “Company”) was initially incorporated on June 19, 2006 in the State of Colorado. On that date, the Company issued to its president and secretary 800,000 shares of its no par value common stock in exchange for organization costs.

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the period ended October 31, 2006 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of January 31, 2007, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

AMBERMAX CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 3 Related Party Transactions

Office Space

The Company’s president and sole director contributed office space to the Company for the period presented in the accompanying financial statements. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as operating expense with a corresponding credit to additional paid-in capital.

AMBERMAX CORPORATION
(A Development Stage Company)

Part I. Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Ambermax Corporation (the “Company”), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management’s current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Plan of Operation

The Company intends to seek out, investigate, and pursue a merger, acquisition, or other business combination with an operating entity. There have been no revenues from operations since inception, and none are anticipated prior to completing a business combination.

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company’s president devotes approximately ten hours per month, without compensation, to the affairs of the Company. The Company is currently operating on working capital acquired through the sale of its common stock. Should the Company not complete a business combination within the next six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

The Company has no plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management’s discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources, it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company’s limited financial resources, the speculative nature of operations, management’s limited time commitment to the Company, management’s potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company’s success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

Part I. Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 2.  Other Information

Item 1 - Legal Information.

No response required.

Item 2 - Changes in Securities.

No response required.

Item 3 - Defaults Upon Senior Securities.

No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 - Other Information.

No response required.

Item 6 - Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBERMAX CORPORATION
(Registrant)
DATE: March 13, 2007	BY:	/s/ James B. Wiegand
James B. Wiegand President