Form 10QSB
period 2008-01-31
AMBERMAX CORP
filed 2008-02-29
CIK 1374083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2008                                               Commission File Number 000-52447

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  _X_       No __

Number of shares of common stock outstanding as of January 31, 2008: 1,125,000 shares

Transitional Small Business Format:   Yes __       No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  X     No __
1

AMBERMAX CORPORATION
(A Development Stage Company)

AMBERMAX CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

January 31,
2008
Assets
Cash	$2,166

Liabilities and Shareholders’ Equity
Liabilities:	$—

Shareholders’ equity
Common stock, no par value; 20,000,000 shares authorized,
1,125,000 shares issued and outstanding	13,800
Additional paid-in capital	1,900
Deficit accumulated during development stage	(13,534)
Total shareholder’s equity	2,166

Total liabilities and shareholder’s equity	$2,166

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			June 19,
			2006
			(Inception)
	For the Three Months Ended		Through
	January 31,		January 31,
	2008	2007	2008
Operating expenses:
Professional fees	$2,114	$3,214	$7,901
Contributed rent, related party (Note 3)	300	300	1,500
General and administrative	526	—	4,133
Total operating expenses	2,940	3,514	13,534

Net loss	$(2,940)	$(3,514)	$(13,534)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,125,000	1,125,000

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance at June 19, 2006 (inception)
(Note 1)	—	$—	$—	$—
Common stock issued for Organizational
Costs	800,000	800	—	—

Common stock issued for cash at
$0.04 per share	325,000	13,000	—	—

Office space contributed by an officer	—	—	400	—

Net loss, period ended October 31, 2006	—	—	—	(1,275)

Balance at October 31, 2006	1,125,000	13,800	400	(1,275)

Office space contributed by an officer	—	—	1,200	—

Net loss, year ended October 31, 2007	—	—	—	(9,319)

Balance at October 31, 2007	1,125,000	13,800	1,600	(10,594)

Office space contributed by an officer
(unaudited)	—	—	300	—

Net loss for the three months ended
January 31, 2008 (unaudited)	—	—	—	(2,940)

Balance at January 31, 2008 (unaudited)	1,125,000	$13,800	$1,900	$(13,534)

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19,
			2006
			(Inception)
	For the Three Months Ended		Through
	January 31,		January 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,940)	$(3,514)	$(13,534)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 3)	300	300	1,900
Common stock issued for services	—		800
Changes in operating assets and liabilities:
Increase in Accounts payable	—	1,214	—
Net cash used in
operating activities	(2,640)	(2,000)	(10,834)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from common stock sales	—	—	13,000
Net cash provided by
financing activities	—	—	13,000

Net change in cash	(2,640)	(2,000)	2,166

Cash, beginning of period	4,806	12,925	—

Cash, end of period	$2,166	$10,925	$2,166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING
Common stock issued for services	$—	$—	$800

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
January 31, 2008

Note 1:  Basis of Presentation

Ambermax Corporation (the “Company”) was initially incorporated on June 19, 2006 in the State of Colorado. On that date, the Company issued to its president and secretary 800,000 shares of its no par value common stock in exchange for organization costs.

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the period ended October 31, 2007 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of January 31, 2008, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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
January 31, 2008

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

Note 4:  Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  The adoption of FIN 48 did not have a material impact on the financial statements.

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

AMBERMAX CORPORATION
                                                    (Registrant)

DATE:    February 28, 2008                                             BY: /s/ James B. Wiegand
        James B. Wiegand
        President