Form 10QSB
period 2008-07-31
AMBERMAX CORP
filed 2008-09-09
CIK 1374083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: July 31, 2008                                                Commission File Number 000-52447

AMBERMAX CORPORATION
(Exact name of registrant as specified in its charter)
COLORADO	56-2592933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Colorado	80537
( Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]        No [ ]

Number of shares of common stock outstanding as of September 8, 2008:  1,125,000 shares

Transitional Small Business Format:   Yes [ ]      No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes   [X]        No [ ]

AMBERMAX CORPORATION
(A Development Stage Company)

AMBERMAX CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

July 31,
2008
Assets
Cash	$784

Liabilities and Shareholders’ Equity (Deficit)
Liabilities:
Accounts payable	$878

Shareholders’ equity (deficit)
Common stock, no par value; 20,000,000 shares authorized,
1,125,000 shares issued and outstanding	13,800
Additional paid-in capital	2,500
Deficit accumulated during development stage	(16,394)
Total shareholder’s equity (deficit)	(94)

Total liabilities and shareholder’s equity (deficit)	$784

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 19,
					2006
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008
Operating expenses:
Professional fees	$915	$645	$3,746	$5,094	$9,533
Contributed rent, related party (Note 3)	300	300	900	900	2,100
General and administrative	314	376	1,154	1,755	4,761
Total operating expenses	1,529	1,321	5,800	7,749	16,394

Net loss	$(1,529)	$(1,321)	(5,800)	$(7,749)	$(16,394)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	1,125,000	1,125,000	1,125,000	1,125,000

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance at June 19, 2006 (inception)
(Note 1)	—	$—	$—	$—

Common stock issued for Organizational
Costs	800,000	800	—	—

Common stock issued for cash at
$0.04 per share	325,000	13,000	—	—

Office space contributed by an officer	—	—	400	—

Net loss, period ended October 31, 2006	—	—	—	(1,275)

Balance at October 31, 2006	1,125,000	13,800	400	(1,275)

Office space contributed by an officer	—	—	1,200	—

Net loss, year ended October 31, 2007	—	—	—	(9,319)

Balance at October 31, 2007	1,125,000	13,800	1,600	(10,594)

Office space contributed by an officer
(unaudited)	—	—	900	—

Net loss for the nine months ended
July 31, 2008 (unaudited)	—	—	—	(5,800)

Balance at July 31, 2008 (unaudited)	1,125,000	$13,800	$2,500	$(16,394)

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 19,
			2006
			(Inception)
	For the Nine Months Ended		Through
	July 31,		July 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,800)	$(7,749)	$(16,394)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 3)	900	900	2,500
Common stock issued for services	—		800
Changes in operating assets and liabilities:
Increase in Accounts payable	878	—	878
Net cash used in
operating activities	(4,022)	(6,849)	(12,216)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from common stock sales	—	—	13,000
Net cash provided by
financing activities	—	—	13,000

Net change in cash	(4,022)	(6,849)	784

Cash, beginning of period	4,806	12,925	—

Cash, end of period	$784	$6,076	$784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING
Common stock issued for services	$—	$—	$800

See accompanying notes to condensed financial statements

AMBERMAX CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
July 31, 2008

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2008, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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
July 31, 2008

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

Note 5:  Newly Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounted Principles that becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in accordance with generally accepted accounting principles.  The adoption of this standard will not materially impact the Company’s financial statements.

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

AMBERMAX CORPORATION (Registrant)

DATE: September 8, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President